Form 10-K/A
period 1993-09-30
T2 MEDICAL INC
filed 1994-01-28
CIK 830735

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                  FORM 10-K/A
                             ---------------------

(MARK ONE)
(X)            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1993

                                     OR

(  )        TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                     FOR THE TRANSITION PERIOD FROM        TO

                         COMMISSION FILE NUMBER 1-9868
                             ---------------------

                               T(2) MEDICAL, INC,
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                     59-2405366
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                     Identification No.)

             1121 ALDERMAN DRIVE,                                 30302
             ALPHARETTA, GEORGIA                                (Zip Code)
   (Address of principal executive offices)

      (Registrant's telephone number, including area code) (404) 442-2160

          Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of Each Exchange
             Title of Each Class                           on which Registered
- --------------------------------------------------------------------------------------------
         COMMON STOCK, $.01 PAR VALUE                    NEW YORK STOCK EXCHANGE

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES   X              NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ( )

     The aggregate market value of the registrant's Common Stock, $.01 Par Value, held by non-affiliates of the registrant as of November 30, 1993 (computed by reference to the closing price of such stock on the New York Stock Exchange, Inc.) was $282,439,416.

     The number of shares outstanding of the registrant's Common Stock, $.01 Par Value, as of November 30, 1993 was 40,496,387 shares.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     T(2) Medical, Inc. (the "Company" or "T(2)) hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended September 30, 1993 (the "Form 10-K") as set forth in the pages attached hereto:

          1. Cover page of the Form 10-K.

          2. Part III. Item 10. Directors and Executive Officers of the Company.

          3. Part III. Item 11. Executive Compensation.

          4. Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management.

          5. Part III. Item 13. Certain Relationships and Related Transactions.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table identifies all directors and executive officers of the Company as of January 27, 1994:

                     NAME                       AGE           POSITION WITH COMPANY           SINCE
- ----------------------------------------------  ---     ----------------------------------    ----
Tommy H. Carter...............................   51     Chief Executive Officer, President    1993
                                                          and Director
Bruce D. Fielitz (2)(3).......................   51     Director                              1989
John T. Gallatin..............................   43     Executive Vice President              1991
Gary P. Greenhood                                45     Vice President of Medical Affairs     1993
Thomas E. Haire...............................   49     Chairman and Director                 1984
Bruce A. Kolleda..............................   38     Principal Accounting Officer          1993
Anthony C. Smith (1)(2)(3)....................   44     Director                              1990
Stanley S. Trotman (1)(2)(3)..................   49     Director                              1988

- ---------------

(1) Member of the Stock Option Committee.
(2) Member of the Executive Compensation Committee.
(3) Member of the Audit Committee.

     Tommy H. Carter has been Chief Executive Officer, President and Director of the Company since September 15, 1993. Prior to that time, Mr. Carter, a co-founder of the Company, served as President of the Company from 1984 to October 1, 1988 and a Director from 1984 to 1990. Mr. Carter came out of retirement to assume the duties of President and Chief Executive Officer on September 14, 1993. From November 1978 to May 1984, Mr. Carter served in various capacities with Kendall McGaw Corporation, a manufacturer of intravenous fluids and equipment, including Regional Manager, National Sales Administration Manager, and Vice President of Sales and Marketing for the United States.

     Bruce D. Fielitz, D.B.A., has been a Director of the Company since September 13, 1989. Since 1987 he has been Managing Director at Atlanta Capital Management Company, an investment counseling firm. Dr. Fielitz's primary areas of activity at Atlanta Capital consist of development, management and supervisory responsibility over all investment products.

     John T. Gallatin joined the Company as an Executive Vice President on October 1, 1991. Mr. Gallatin had previously served as the Southeast Area Vice President of Caremark International, Inc. (which, at that time, was a division of Baxter Healthcare) from 1986 to 1991. Before joining Caremark, Inc. in 1986, he served as the Vice President of Baxter Health Care's Alternate Site Group in the Southeast Area from 1985 to 1986, served as the Director of National Accounts for Continue Care, Inc., the home infusion division of American Hospital Supply, Inc. from 1984 to 1985, and held various other sales and management positions with American Hospital Supply, Inc. between 1977 and 1984.

     Gary P. Greenhood, M.D. joined the Company as Vice President of Medical Affairs on July 1, 1992. Dr. Greenhood's initial duties related to organizing and establishing a clinical outcome measurement committee and serving as a resource for the Company's clinical operations and relations with physicians who utilize the Company's services. On November 9, 1993, Dr. Greenhood's responsibilities were expanded to include overseeing the Company's information systems department and the Company's purchasing arm for medical supplies and pharmaceuticals, Home Therapeutics Supply, Inc., overseeing the feasibility of international expansion of the Company's services, overseeing the introduction of new Company services, and serving as a resource to the Company's senior managers. Prior to joining the Company, Dr. Greenhood was a physician in private practice in the Atlanta metropolitan area and specialized in internal medicine and the diagnosis and treatment of infectious diseases.

     Thomas E. Haire, a co-founder of the Company, has served as Chairman of the Company since 1984 and served as Treasurer and Chief Financial Officer from 1984 until May 1990 and Chief Executive Officer from

October 1, 1989 to September 30, 1992. He also served as Secretary of the Company from 1984 until November 1989. Mr. Haire also serves as a Director of InMedica Development Corporation and as Chairman, a Director and member of the Compensation Committee of Radiation Care, Inc.

     Bruce A. Kolleda became the Company's principal accounting officer after the Company's former Chief Financial officer was placed on administrative leave on August 11, 1993. Mr. Kolleda has served the Company as its Controller since May 1991 when he joined the Company after leaving Deloitte & Touche. Mr. Kolleda held various positions with Deloitte & Touche from 1980 through May 1991, the last of which was Senior Audit Manager.

     Anthony C. Smith has served as a Director of the Company since October 1990. Mr. Smith has served as a Director of Radiation Care, Inc. since December 1991 and as Vice President-Acquisitions of Radiation Care from July 1992 until October 1993. Prior to becoming an officer of Radiation Care, Inc., Mr. Smith was President of Anthony Smith Advisors, Inc., a registered investment advisory firm. He became President of Anthony Smith Advisors, Inc. in January 1988. From 1984 through 1987, Mr. Smith was a Regional Director of Financial Advisory Services for Kidder, Peabody & Co. Incorporated. He was a registered representative with Buckhead Financial Corporation from January 1991 until March 1992.

     Stanley S. Trotman has been a Director of the Company since March 2, 1988. Mr. Trotman is currently a Managing Director of Kidder, Peabody & Co. Incorporated, an investment banking firm. From 1978 until February 1990, he was a Managing Director of Drexel Burnham Lambert Incorporated, an investment banking firm.

Filings Under Section 16(a)

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission and the New York Stock Exchange. Executive officers, directors and greater than ten percent beneficial owners are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on review of the copies of applicable reports furnished to the Company during the two fiscal years ended September 30, 1993 and 1992, all reporting requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended, applicable to the Company's executive officers, directors and greater than ten percent (10%) beneficial owners were timely complied with, except that Mr. Kolleda was approximately thirty-two days late in filing his Form 3 after he became an executive officer of the Company by reason of the departure of the Company's Chief Financial Officer on August 12, 1993.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table presents certain summary information concerning compensation paid or accrued by the Company for services rendered in all capacities during the fiscal years ended September 30, 1991, 1992 and 1993, for
(i) the President and Chief Executive Officer of the Company; (ii) each of the three other most highly compensated executive officers of the Company (determined as of September 30, 1993) whose total salary and bonus exceeded $100,000; (iii) the former President and Chief Executive Officer of the Company (who was not serving in such capacity as of September 30, 1993); and (iv) two other former executive officers of the Company (who were not serving in such capacities as of September 30, 1993) whose total salary and bonus exceeded $100,000 (such four executive officers as of September 30, 1993 and three former executive officers are referred to herein collectively as the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG-TERM
                                               ANNUAL                         COMPENSATION AWARDS
                                            COMPENSATION                      -------------------
        NAME AND                            ------------     OTHER ANNUAL         SECURITIES           ALL OTHER
   PRINCIPAL POSITION     YEAR    SALARY       BONUS       COMPENSATION(1)    UNDERLYING OPTIONS    COMPENSATION(1)
- ------------------------- ----   --------   ------------   ----------------   -------------------   ---------------
Tommy H. Carter.......... 1993   $133,250           --               --             300,000(2)               --
  President and Chief     1992    100,000           --               --                  --                  --
  Executive Officer       1991    100,000           --               --                  --                  --
John T. Gallatin......... 1993    155,000     $ 25,000               --              25,000             $ 8,886(3)
  Executive Vice          1992    120,000       45,000               --              60,000
  President               1991         --           --               --                  --
Thomas E. Haire.......... 1993    150,000           --         $ 25,027(4)               --                  --
  Chairman                1992    283,333      450,000               --                  --                  --
                          1991    378,125       33,900               --             700,000                  --
Bruce A. Kolleda......... 1993     89,333       22,500               --                  --                 944(3)
  Chief Accounting        1992     70,000       17,000               --              30,000                  --
  Officer                 1991     20,923           --               --              10,000                  --
Joseph C. Allegra(5)..... 1993    400,000           --               --             200,000                  --
  Former President and    1992    300,000      412,000               --                  --                  --
  Chief Executive Officer 1991    275,000      100,000               --             200,000                  --
J. Lee Ledbetter(6)...... 1993    275,000           --               --                  --             408,352(7)
  Former Chief Operating  1992    250,000      350,000               --                  --                  --
  Officer                 1991    151,938       24,000               --             400,000                  --
David Hersh(8)........... 1993    258,750       30,750               --                  --              42,901(9)
  Former Chief Financial  1992    131,666       25,000               --              25,000                  --
  Officer                 1991    102,500       12,500               --             115,000                  --

- ---------------

(1) In accordance with the transitional provisions applicable to the revised rules on Executive Officer and Director Compensation Disclosure adopted by the Securities and Exchange Commission, amounts of "Other Annual Compensation" and "All Other Compensation" are excluded for the Company's 1991 and 1992 fiscal years. Except as otherwise disclosed with respect to Mr. Haire, no amounts of "Other Annual Compensation" were paid to each Named Executive Officer, except for perquisites and other personal benefits, securities or properties which for each Executive Officer did not exceed the lesser of $50,000 or 10% of such individual's salary plus annual bonus.
(2) Consists of an option to purchase 300,000 shares of common stock granted on September 15, 1993. The exercise price for 150,000 of such shares was set on September 15, 1993. The exercise price for the remaining 150,000 of such shares will be set on September 15, 1994.
(3) These amounts reflect matching contributions to the Company's 401(k) Plan made by the Company on behalf of each such Named Executive Officer.
(4) This amount includes $16,234 paid by the Company for an automobile lease on a vehicle used by Mr. Haire and certain disability insurance payments of $8,793.
(5) Dr. Allegra's employment with the Company terminated as of August 12, 1993. See "Employment Agreements" in this Item 11.
(6) Mr. Ledbetter's employment as the Company's Senior Executive Vice President and Chief Operating Officer terminated as of September 30, 1993. See "Employment Agreements" in this Item 11.
(7) Consists of $250,000 as severance compensation payable monthly through the end of fiscal 1994, $152,435 resulting from the forgiveness by the Company of certain loans and advances, and $5,917 in various health and other benefits continuing through fiscal 1994.
(8) Mr. Hersh's employment with the Company terminated as of September 30, 1993. See "Employment Agreements" in this Item 11.
(9) Consists of $41,667 severance compensation paid over two and one-half months following termination of his employment and $1,234 of various health and other benefits through such period.

Option Grants in Last Fiscal Year

     The following table provides details regarding stock options granted to the Named Executive Officers in fiscal 1993. In addition, in accordance with Securities and Exchange Commission rules, also shown are the hypothetical gains or "option spreads" that would exist for the respective options. These gains are based on assumed rates of annual compound price appreciation of 5% and 10% from the date the options are granted over the full option term.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                             INDIVIDUAL GRANTS
                                 ------------------------------------------                   POTENTIAL REALIZABLE
                                                   % OF                                         VALUE AT ASSUMED
                                 NUMBER OF        TOTAL                                      ANNUAL RATES OF STOCK
                                 SECURITIES      OPTIONS                                     PRICE APPRECIATION FOR
                                 UNDERLYING     GRANTED TO     EXERCISE OR                        OPTION TERM
                                  OPTIONS      EMPLOYEES IN     BASE PRICE     EXPIRATION    ----------------------
             NAME                 GRANTED      FISCAL YEAR        ($/SH)          DATE          5%           10%
- -------------------------------  ----------    ------------    ------------    ----------    --------      --------
Tommy H. Carter................    300,000(1)      18.0%         $   6.74(1)     9/15/99     $343,500(1)   $780,000(1)
John T. Gallatin...............     25,000(2)       1.6            20.125        10/2/99      171,000       388,000
Thomas E. Haire................         --           --                --             --           --            --
Bruce A. Kolleda...............         --           --                --             --           --            --
Joseph C. Allegra..............    200,000         12.7             26.25        8/12/93(3)        --            --
J. Lee Ledbetter...............         --           --                --             --           --            --
David Hersh....................         --           --                --             --           --            --

- ---------------

(1) All of the options are non-qualified stock options granted under the Company's 1988 Stock Option Plan. The exercise price for 150,000 of such shares was set on September 15, 1993 at the fair market value of the common stock on such date plus ten percent (10%). The exercise price for the option to purchase the remaining 150,000 of such shares will not be set until September 15, 1994, and will equal the fair market value of the common stock on that date. Therefore, the exercise price per share and potential realizable vale amounts disclosed herein reflect only the option to purchase 150,000 shares for which the price was set on the date of the grant. The option as to the first 150,000 shares will become exercisable on September 15, 1994 and as to the second 150,000 shares will become exercisable on September 15, 1995.
(2) All of the options are non-qualified stock options granted under the Company's 1988 Stock Option Plan. These options become exercisable in increments of 8,333 shares on October 2 in each of 1993, 1994 and 1995.
(3) These options expired on August 12, 1993 simultaneously with the termination of Dr. Allegra's employment.

Fiscal Year-End Options

     The following table shows stock option exercises by the Named Executive Officers during fiscal 1993, including the aggregate value of gains on the date of exercise. In addition, this table includes the number of shares covered by both exercisable and non-exercisable stock options as of September 30, 1993. Also reported are the values for "in-the-money" options, which represents the positive spread between the exercise price of any such existing stock options and the fiscal year-end price of the Company's Common Stock.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                            NUMBER OF SECURITIES
                                                           UNDERLYING UNEXERCISED            VALUE OF UNEXERCISED
                                                                   OPTIONS                   IN-THE-MONEY OPTIONS
                                                             AT FISCAL YEAR END               AT FISCAL YEAR END
                     SHARES ACQUIRED                    -----------------------------     ---------------------------
       NAME            ON EXERCISE     VALUE REALIZED   EXERCISABLE     UNEXERCISABLE     EXERCISABLE   UNEXERCISABLE
- -------------------  ---------------   --------------   -----------     -------------     -----------   -------------
Tommy H. Carter....       40,000          $515,000             --          300,000           $  --          $ -0-
John T. Gallatin...           --                --         20,000           65,000             -0-            -0-
Thomas E. Haire....           --                --        580,000               --             -0-             --
Bruce A. Kolleda...           --                --         16,667           23,333             -0-            -0-
Joseph C.
  Allegra..........           --                --        133,333(1)            --(2)          -0-             --
J. Lee Ledbetter...       10,000            52,500        130,000(3)            --(4)          -0-             --
David Hersh........           --                --             --               --              --             --

- ---------------

(1) These options, which were exercisable on September 30, 1993, terminated without being exercised on November 11, 1993.
(2) All unvested options held by Dr. Allegra terminated simultaneously with the date of termination of employment.
(3) These options may be exercised at any time prior to or on September 30, 1994.
(4) All unvested options held by Mr. Ledbetter terminated simultaneously with the date he resigned as the Senior Executive Vice President and Chief Executive Officer of the Company.

Compensation of Directors

     In fiscal 1993, each member of the Company's Board of Directors who was not a full-time employee of the Company received $10,000 annually, and each Board Committee Chairman received in fiscal 1993 an additional annual fee of $5,000. Directors also receive reimbursement for out-of-pocket travel expenses incurred in attending Board and committee meetings. If the stockholders approve the Company's 1993 NonEmployee Director Stock Option Plan at the Company's 1994 Annual Meeting of Stockholders, each nonemployee director of the Company will also receive at each Annual Meeting of the Stockholders an option to purchase 15,000 shares of Company Common Stock at a price per share equal to the closing price of the Company's Common Stock on the New York Stock Exchange on the date of the Meeting.

Employment Agreements

     On December 27, 1993, the Company entered into a new employment agreement with Mr. Haire to replace his prior employment agreement and executive agreement. The new agreement has a term continuing through September 30, 1995 and provides for an annual base salary of $150,000. The Agreement further provides that if Mr. Haire is terminated by the Company without cause within one
(1) year following a "Change of Control", he will be entitled to a single cash payment in an amount equal to three times his annual base salary, provided that the amount of such payment will be reduced appropriately to prevent it from resulting in a "parachute payment" as determined under Section 280G of the Internal Revenue Code (the "Code"). A "Change of Control" is deemed to have occurred when (i) a plan of merger or consolidation is adopted in which the holders of the shares of Common Stock of the Company would receive less than 50% of the voting capital stock of the surviving or resulting corporation, (ii) the approval by the Board of Directors of an agreement for the sale or transfer of substantially all of the assets of the Company, or (iii) the acquisition of more than 20% of the outstanding shares of Common Stock of the Company by any person in the absence of prior approval of the Board of Directors.

     On September 15, 1993, the Company entered into an employment agreement with Mr. Carter that has a term continuing through September 30, 1995 and provides for an annual base salary of $450,000. Mr. Carter's employment agreement also provides that if his employment is terminated by the Company without cause within one (1) year following the occurrence of a "Change of Control" (defined in the same manner as in Mr. Haire's agreement), he will be entitled to a single cash payment in an amount equal to three times his annual base salary, provided that the amount of such payment will be reduced appropriately to prevent it from resulting in a "parachute payment" as determined under Section 280G of the Code. Mr. Carter's agreement also provides for the grant of stock options to purchase 300,000 shares of Common Stock of the Company. The exercise price for 150,000 of such options was set at a price equal to the fair market value of Company shares on September 14, 1993 plus 10% and the exercise price for the remaining options will be fixed using the fair market value of Common Stock on September 15, 1994. One half of the options granted to Mr. Carter will be exercisable beginning on September 15, 1994 and the other options granted to Mr. Carter will be exercisable beginning on September 15, 1995.

     On November 9, 1993, the Company entered into an employment agreement with Dr. Greenhood that has a term continuing through November 8, 1995 and provides for an annual base salary of $200,000. Dr. Greenhood's agreement also provides that, following a "Change of Control" (as defined in the same manner as in Mr. Haire's agreement, except that the acquisition of 20% ownership must be followed by a change in the members of the Board of Directors), if either (i) Dr. Greenhood is fired without cause, (ii) the Company or its successor requires Dr. Greenhood to move his principal residence outside of the Atlanta, Georgia metropolitan area, or (iii) the Company or its successor changes his responsibility substantially without Dr. Greenhood's consent, then Dr. Greenhood may terminate his agreement and become entitled to a single cash payment in an amount equal to one year of his base salary and benefits. In addition, following the occurrence of a "Change of Control" of the Company, Dr. Greenhood may elect at any time between 90 days and 180 days following the "Change of Control" to resign and receive his full base salary and benefits for twelve (12) months. Dr. Greenhood's agreement also provides for the grant to him of stock options to purchase an aggregate of 50,000 shares of the Common Stock of the Company, of which 25,000 were exercisable immediately and 25,000 will be exercisable one year from the date of grant. All such options were granted at the fair market value of shares of Common Stock on the date of Dr. Greenhood's agreement.

     On December 24, 1993, the Company entered into an employment agreement with Mr. Gallatin that has a term continuing through December 31, 1995 and provides for an annual base salary of $200,000. Mr. Gallatin's employment agreement also provides that, following a "Change of Control" (as defined in the same manner as in Dr. Greenhood's agreement), if either (i) Mr. Gallatin is fired without cause, (ii) the Company or its successor requires Mr. Gallatin to move his principal residence outside of the Atlanta, Georgia metropolitan area, or (iii) the Company or its successor changes his responsibility substantially without Mr. Gallatin's consent, then Mr. Gallatin may terminate his agreement and become entitled to a single cash payment in an amount equal to one year of his base salary. Mr. Gallatin's agreement also provides for the grant to him of stock options to purchase an aggregate of 50,000 shares of the Common Stock of the Company, of which 25,000 were exercisable immediately and 25,000 will be exercisable one year from the date of Grant. All such options were granted at the fair market value of shares of Common Stock on the date of Mr. Gallatin's agreement.

     Each of the employment agreements described above further provides that the applicable employee may not, for a period of one year following termination of employment, solicit referral sources, solicit employees or compete with the Company in the same geographical area where the Company has been doing business. The employment agreements also provide for medical and disability insurance. Mr. Haire's employment agreement provides for life insurance in the amount of $2,000,000 on his life and Mr. Carter's employment agreement provides for $1,000,000 on his life, all of which is payable to their respective nominees.

     On August 11, 1993, the Company and its former President and Chief Executive Officer agreed to terminate Dr. Allegra's employment with the Company. Pursuant to a termination agreement, Dr. Allegra agreed, among other things: (i) to resign all of his offices and positions with the Company and its subsidiaries and affiliated companies, (ii) to refrain from making disparaging public statements about the Company and its business, (iii) to abide by and continue to observe certain restrictive covenants, (iv) to cooperate with the Company in the transition and winding up of his employment relationship with the Company, and
(v) to release certain claims.

     On September 30, 1993, the Company and its former Senior Executive Vice President and Chief Operating Officer, J. Lee Ledbetter agreed to terminate Mr. Ledbetter's employment under his former Employment Agreement, and Mr. Ledbetter resigned all of his offices and positions with the Company and its subsidiaries and affiliated companies. In exchange for a general release of claims and an agreement to perform various covenants, including certain covenants that restrict Mr. Ledbetter's future business activities, the Company agreed to continue to pay Mr. Ledbetter a salary at the annual rate of $250,000 during fiscal 1994 and to provide Mr. Ledbetter with certain benefits, including continuing participation in employee benefit plans and certain outplacement services. Mr. Ledbetter also agreed to refrain from making disparaging comments regarding the Company and its businesses, agreed to provide certain consulting and transition assistance to the Company through September 30, 1994, and agreed to certain restrictive covenants.

     On August 12, 1993, the Company placed its former Chief Financial Officer, David Hersh, on administrative leave. On September 30, 1993, Mr. Hersh formally resigned all of his positions with the Company and its subsidiary and affiliated companies. Following Mr. Hersh's resignation, Mr. Hersh returned his company car and the Company made monthly severance payments and provided various health and other benefits to him totaling $42,901.

Compensation Committee Interlocks and Insider Participation

     The members of the Company's Compensation Committee during fiscal 1993 were Messrs. Fielitz, Smith and Trotman, none of whom served as an officer or an employee of the Company during the year. Mr. Smith is a director of Radiation Care, Inc., and was the Vice President -- Acquisitions of Radiation Care from July 1992 to October 1993. Mr. Haire, the Chairman of the Company, is also the Chairman, a Director and a member of the Compensation Committee of Radiation Care.

     The terms of the transactions described below, including, when applicable, amounts received by Mr. Haire for his respective interests, if any, in the companies acquired, were determined pursuant to arms-length negotiations between T(2) and the stockholders of each of such companies, and independent appraisals of such companies were not sought or obtained in connection with these transactions. The prices paid for the respective companies were the result of negotiations between T(2) and the stockholders of each of the companies acquired. The terms of the transactions listed below were consistent with other acquisitions by T(2) of infusion therapy companies managed by T(2). T(2) historically has paid, in shares of restricted stock of the Company's Common Stock, approximately five times such adjusted pre-tax earnings, which are measured over the period of operations determined to be most representative of the acquired company's operations.

     Baltimore Home Therapeutics, Inc. On March 31, 1993, T(2) acquired Baltimore Home Therapeutics, Inc. ("Baltimore"), which operated a T(2)-managed home infusion therapy company in the Baltimore, Maryland metropolitan area. The aggregate consideration paid for Baltimore was approximately $4,200,000. Pursuant to the Baltimore merger agreement, each Baltimore stockholder received shares of common stock valued at $15.50 per share.

     Broadway Home Therapeutics, Inc. On March 31, 1993, T(2) acquired Broadway Home Therapeutics, Inc. ("Broadway"), which operated a T(2)-managed home infusion therapy company in New York, New York metropolitan area. The aggregate consideration paid for Broadway was approximately $3,633,000. Pursuant to the Broadway merger agreement, each Broadway stockholder who was not previously affiliated with T(2) received shares of common stock valued at $15.50 per share.

     Southern New Jersey Home Therapeutics, Inc. On March 31, 1993, T(2) acquired Southern New Jersey Home Therapeutics, Inc. ("Southern New Jersey"), which operated a T(2)-managed home infusion therapy company in the Fairfield, New Jersey metropolitan area. The aggregate consideration paid for Southern New Jersey was approximately $1,600,000. Pursuant to the Southern New Jersey merger agreement, each Southern New Jersey stockholder other than Thomas E. Haire, received shares of common stock valued at $15.50 per share.

     For his interests in the companies listed above, Mr. Haire received $218,638 in cash and 19,354 shares of the Company's Common Stock. Mr. Haire currently owns equity interests in five of the 103 home infusion therapy companies managed by the Company. Mr. Haire has not acquired an equity interest in any T(2)-managed company organized after January 1, 1992.

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock of the Company as of November 30, 1993 by (i) each Director of the Company, (ii) each of the Named Executive Officers and (iii) all current executive officers and Directors of the Company as a group. The table does not disclose, and the Company is not aware of, any person who is the beneficial owner of more than 5% of the outstanding Common Stock of the Company. According to rules adopted by the Securities and Exchange Commission, a person is a "beneficial owner" of securities if such person has or shares the power to vote them or to direct their investment or has the right to acquire beneficial ownership of such securities within 60 days through the exercise of an option, warrant or right, conversion of a security or otherwise. Except as otherwise noted, the indicated owners have sole voting and investment power with respect to shares beneficially owned.

                                                       BENEFICIALLY OWNED           PERCENT OF CLASS(1)
                                                       ------------------           -------------------
Tommy H. Carter......................................         123,154(3)                      *
Bruce D. Fielitz.....................................          21,000(4)                      *
John T. Gallatin.....................................          20,265(5)                      *
Thomas E. Haire......................................         879,370(6)                    2.2%
Bruce A. Kolleda.....................................          16,768(7)                      *
Anthony C. Smith.....................................          35,500(8)                      *
Stanley S. Trotman...................................          20,000(4)                      *
Joseph C. Allegra(2).................................         109,666(9)                      *
David Hersh(2).......................................             658                         *
J. Lee Ledbetter(2)..................................         130,000(10)                     *
All Directors and Executive Officers as a group (8
  persons)(11).......................................       1,151,354(12)                   3.5%

- ---------------

   * Less than 1%.
 (1) Excludes from the total number of outstanding shares 2,978,282 shares that are outstanding, but which are held by wholly-owned subsidiaries of the Company.
 (2) Messrs. Allegra, Hersh and Ledbetter are no longer executive officers of the Company.
 (3) Excludes 300,000 shares issuable pursuant to options held by Mr. Carter that are not exercisable within 60 days.
 (4) Includes 20,000 shares issuable to each of Messrs. Fielitz and Trotman, respectively, pursuant to currently exercisable options, but excludes 10,000 shares issuable pursuant to options held by each of Messrs. Fielitz and Trotman that are not exercisable within 60 days.
 (5) Includes 20,000 shares issuable to Mr. Gallatin pursuant to currently exercisable options, but excludes 65,000 shares issuable pursuant to options held by Mr. Gallatin that are not exercisable within 60 days.
 (6) Includes 580,000 shares issuable to Mr. Haire pursuant to options that are currently exercisable.
 (7) Includes 16,667 shares issuable to Mr. Kolleda pursuant to currently exercisable options, but excludes 23,333 shares issuable pursuant to options held by Mr. Kolleda that are not exercisable within 60 days.

 (8) Includes 35,000 shares issuable to Mr. Smith pursuant to currently exercisable options, but excludes 10,000 shares issuable pursuant to options held by Mr. Smith that are not exercisable within 60 days.
 (9) Excludes 200 shares held in an individual retirement account for the benefit of Dr. Allegra's spouse. Dr. Allegra may be deemed to be a beneficial owner of such shares.
(10) Includes 130,000 shares issuable to Mr. Ledbetter pursuant to currently exercisable options.
(11) Excludes all shares beneficially owned by Messrs. Allegra, Hersh and Ledbetter, former Executive Officers of the Company.
(12) Includes 38,000 shares issuable to executive officers of the Company who are not Directors pursuant to currently exercisable options. The information set forth in notes (3) through (8) to this table are incorporated in this note (12) by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The terms of the transactions described below, including, when applicable, amounts received by Mr. Haire, Mr. Carter and Joseph C. Allegra, M.D., the former President and Chief Executive Officer of the Company, and for their respective interests, if any, in the companies acquired, were determined pursuant to arms-length negotiations between T(2) and the stockholders of each of such companies, and independent appraisals of such companies were not sought or obtained in connection with these transactions. The prices paid for the respective companies were the result of negotiations between T(2) and the stockholders of each of the companies acquired. The terms of the transactions listed below were consistent with other acquisitions by T(2) of infusion therapy companies managed by T(2). T(2) historically has paid, in shares of restricted stock of the Company's Common Stock, approximately five times such adjusted pre-tax earnings, which are measured over the period of operations determined to be most representative of the acquired company's operations.

     Baltimore Home Therapeutics, Inc. On March 31, 1993, T(2) acquired Baltimore Home Therapeutics, Inc. ("Baltimore"), which operated a T(2)-managed home infusion therapy company in the Baltimore, Maryland metropolitan area. The aggregate consideration paid for Baltimore was approximately $4,200,000. Pursuant to the Baltimore merger agreement, each Baltimore stockholder, other than Tommy H. Carter, received shares of common stock valued at $15.50 per share.

     Broadway Home Therapeutics, Inc. On March 31, 1993, T(2) acquired Broadway Home Therapeutics, Inc. ("Broadway"), which operated a T(2)-managed home infusion therapy company in New York, New York metropolitan area. The aggregate consideration paid for Broadway was approximately $3,633,000. Pursuant to the Broadway merger agreement, each Broadway stockholder who was not previously affiliated with T(2) received shares of common stock valued at $15.50 per share.

     Southern New Jersey Home Therapeutics, Inc. On March 31, 1993, T(2) acquired Southern New Jersey Home Therapeutics, Inc. ("Southern New Jersey"), which operated a T(2)-managed home infusion therapy company in the Fairfield, New Jersey metropolitan area. The aggregate consideration paid for Southern New Jersey was approximately $1,600,000. Pursuant to the Southern New Jersey merger agreement, each Southern New Jersey stockholder other than Thomas E. Haire, received shares of common stock valued at $15.50 per share.

     For their respective interests in the companies listed above, Mr. Haire received $218,638 in cash and 19,354 shares of the Company's Common Stock, Mr. Carter received $300,000 cash and Dr. Allegra received $129,749 in cash and 5,734 shares of the Company's Common Stock. Mr. Haire currently owns equity interests in five of the 103 home infusion therapy companies managed by the Company, and Mr. Carter owns no equity interests in any such companies. Mr. Haire has not acquired an equity interest in any T(2)-managed company organized after January 1, 1992.

     Dr. Greenhood, an executive officer of the Company, owns 12.5% of the shares in Intracare of Atlanta V, Inc. ("Atlanta V"), an infusion therapy company to which the Company provides certain management services. The Company has reached an oral agreement to acquire all of the outstanding shares of Atlanta V for $208,005 in cash. Pursuant to this transaction, which is expected to close on or about February 1, 1994, Dr. Greenhood would receive approximately $26,001 in cash.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                               T(2) MEDICAL, INC.
                                  (Registrant)

                               By:           /s/  TOMMY H. CARTER
                                 -----------------------------------------------
                                   Tommy H. Carter
                                   President

Date: January 28, 1994