Form 10-Q
period 1993-12-31
T2 MEDICAL INC
filed 1994-02-14
CIK 830735

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q


(Mark One)

         /x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended December 31, 1993 or

         / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         Commission file number 1-9868

                                T2 MEDICAL, INC.
                                ----------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                 59-2405366
  -------------------------------              -------------------
  (State or Other Jurisdiction of                (I.R.S. Employer
  Incorporation or Organization)               Identification No.)

1121 Alderman Drive, Alpharetta, Georgia               30202
- ------------------------------------------------------------------
(Address of Principal Executive Offices)             (Zip Code)


(404) 442-2160
- ------------------------------------------------------------------
Registrant's Telephone Number, Including Area Code

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X    NO
    ---      ---

The number of shares outstanding of the registrant's Common Stock, $.01 Par Value, as of January 31, 1994 was 40,961,920 shares.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       T2 MEDICAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                   December 31,             September 30,
                                                      1993                      1993
                                                   ------------             -------------
                                    ASSETS
Current assets:
  Cash and cash equivalents                        $ 17,236,548             $  16,258,297
  Short-term investments                             33,031,687                47,647,163
  Receivables:
    Patient billings (less allowance
      for doubtful accounts of
      $5,074,360 at December 31, 1993
      and $5,525,840 at September 30,
      1993                                           26,640,390               26,979,099
    Other receivables:
      Management fees                                 7,600,092                7,464,206
      Lithotripsy                                     6,551,610                6,313,065
      Other                                           4,965,812                6,955,650
  Inventories                                         5,063,770                4,561,234
  Prepaid expenses                                      902,721                  986,329
                                                   ------------             ------------


      Total current assets                          101,992,630              117,165,043



Property and equipment, net                          24,809,769               24,248,211
Goodwill and other intangible assets
  (net of accumulated
  amortization of $14,298,696 at
  December 31, 1993 and $13,104,727 at
  September 30, 1993)                               178,176,969              175,114,254
Other assets                                         13,494,133               12,419,546
                                                   ------------             ------------

      Total assets                                 $318,473,501             $328,947,054
                                                   ============             ============

See notes to condensed consolidated financial statements.

                       T2 MEDICAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              December 31,                September 30,
                                                                 1993                        1993
                                                              -------------               -------------


                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                              $  5,993,000                $ 23,000,000
  Current portion of long-term debt
     and obligations under
     capital leases                                               2,564,114                   3,126,871
  Accounts payable and accrued expenses                           5,100,599                   8,365,224
  Income taxes payable                                            4,627,951                     945,940
  Deferred income taxes payable                                   1,552,908                   1,080,085
  Other current liability                                           273,000                     273,000
                                                               ------------                ------------

      Total current liabilities                                  20,111,572                  36,791,120

Long-term debt and obligations under
  capital leases, exclusive of
  current maturities                                              2,688,538                   3,097,164
Deferred income taxes payable                                       137,020                     328,266
Other long-term liability                                         1,365,002                   1,433,252
Minority interests in subsidiaries                                5,479,516                   5,836,376
                                                               ------------                ------------
      Total liabilities and
            minority interests                                   29,781,648                  47,486,178
                                                               ------------                ------------

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value,
  100,000,000 shares authorized; shares
  issued and outstanding; 40,506,387 at
  December 31, 1993 and 40,486,387 at
  September 30, 1993                                                405,064                     404,864
Additional paid-in capital                                      154,799,547                 154,702,147
Retained earnings                                               133,487,242                 126,353,865
                                                               ------------                ------------

      Total stockholders' equity                                288,691,853                 281,460,876
                                                               ------------                ------------
      Total liabilities and
        stockholders' equity                                   $318,473,501                $328,947,054
                                                               ============                ============


See notes to condensed consolidated financial statements.

                       T2 MEDICAL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                     Three Months Ended December  31,
                                                     ---------------------------------
                                                      1993                      1992
                                                   -----------               -----------

Revenues:
  Home infusion therapy                             $38,929,154              $53,210,958
  IntraCare                                          11,195,299               10,685,982
  Lithotripsy                                        11,544,756                5,296,496
  Other                                               1,994,359                2,579,435
                                                    -----------              -----------

      Total revenues                                 63,663,568               71,772,871
                                                    -----------              -----------

Costs and expenses:
  Cost of revenues                                   37,647,327               33,594,268
  Selling, general and administrative                 6,618,946                6,271,804
  Provision for doubtful accounts                     2,181,255                7,932,750
  Amortization of intangibles                         1,217,902                  992,379
                                                    -----------              -----------

      Total costs and expenses                       47,665,430               48,791,201
                                                    -----------              -----------

Income from operations                               15,998,138               22,981,670
Other income (expense):
  Interest expense                                     (145,467)                (307,678)
  Interest income                                       717,498                  790,045
  Equity in earnings of unconsolidated
    subsidiaries                                        282,751                  290,564
  Other                                                  68,120                  342,671
                                                    -----------              -----------

      Income before income taxes
        and minority interest                        16,921,040               24,097,272

Provision for income taxes                            6,249,550                8,428,022
Minority interest in income
  of subsidiaries                                     2,525,700                1,559,475
                                                    -----------              -----------

      Net income                                    $ 8,145,790              $14,109,775
                                                    ===========              ===========

Net income per common and
  common equivalent share                           $   .20                   $   .35
                                                    ===========              ===========

Cash dividends paid
  per share of common stock                         $   .025                  $   .025
                                                    ===========              ===========

Weighted average common and common
  equivalent shares outstanding                      40,689,581               40,505,556
                                                    ===========              ===========


See notes to condensed consolidated financial statements.

                       T2 MEDICAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 Three Months Ended December 31,
                                                               ------------------------------------
                                                                          1993           1992
                                                                          ----           ----

Cash flows from operating activities:
  Net income...............................                           $ 8,145,790    $14,109,775
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Amortization of discount on notes.....                                   ---          ---
    Depreciation and amortization.........                              2,862,169      2,307,521
    Provision for doubtful accounts.......                              2,181,255      7,932,750
    Tax benefit of stock options..........                                   ---         582,235
    Equity in earnings of unconsolidated
     subsidiaries.........................                               (282,751)      (290,564)
    Distributions from unconsolidated
     subsidiaries.........................                                127,379        125,000
    Loss on sale of assets................                                 15,147         13,150
    Change in assets and liabilities net
     of effects from purchased businesses:
      Receivables.........................                                197,907     (6,691,381)
      Inventories.........................                               (502,536)       326,439
      Prepaid expenses and other assets...                               (230,608)      (524,343)
      Accounts payable and accrued expenses                            (3,738,953)    (3,558,253)
      Income taxes payable................                              3,682,013     (1,644,158)
      Deferred income taxes payable.......                                281,577        922,225
      Minority interests in subsidiaries..                               (356,860)      (439,738)
                                                                      -----------    -----------
          Cash provided by operating
          activities.......................                            12,381,529     13,170,658
                                                                      -----------    -----------
Cash flows related to investing activities:
  Payments for businesses acquired
    (less cash acquired)...................                            (4,255,408)   (10,076,382)
  Additions to property and equipment, net.                            (2,219,407)    (1,488,087)
  Proceeds from sale of property and
    equipment..............................                                22,507         59,300
  Investment in unconsolidated
    subsidiaries...........................                              (605,000)         ---
  Short-term investments...................                            14,615,476      1,420,841
                                                                      -----------    -----------
           Cash provided by (used in)
             investing activities..........                             7,558,168    (10,084,328)
                                                                      -----------    -----------
Cash flows related to financing activities:
  Proceeds from issuance of common stock...                                97,600        879,463
  Proceeds from issuance of short-term
    notes and long-term debt...............                                  ---           ---
  Payment of short-term notes and long-
    term debt..............................                           (18,046,633)    (5,827,425)
  Distributions of S Corporation earnings                                    ---      (1,576,040)
  Cash dividends...........................                            (1,012,413)      (941,358)
                                                                      -----------    -----------
          Cash used in financing
            activities.....................                           (18,961,446)    (7,465,360)
                                                                      -----------    -----------
          Increase (decrease) in cash and
            cash equivalents...............                               978,251     (4,379,030)
          Cash and cash equivalents at
            beginning of period............                            16,258,297     14,509,800
                                                                      -----------    -----------
          Cash and cash equivalents at end
            of period......................                           $17,236,548    $10,130,770
                                                                      ===========    ===========

See notes to condensed consolidated financial statements.

Supplemental disclosures of cash flow information:

  Cash paid for interest                  $   145,467     $ 307,678
  Cash paid for income taxes                2,413,139     8,564,015

     On January 1, 1992, the Company acquired a 35% interest in Bay Area Partners ("Bay Area"), a general partnership formed between the Company and Bay Area Renal Stone Center, Ltd., for a purchase price of $13,025,655. Effective October 1, 1992, the Company increased its ownership in Bay Area to 65% by acquiring an additional 30% of Bay Area for a cash purchase price of $9,215,784. The total purchase price of $22,241,439 was funded by the issuance of 104,250 shares of common stock (valued at $5,719,155) and cash of $16,522,284. Liabilities assumed in connection with the acquisition were $177,015. Substantially all of the purchase price was allocated to goodwill. The acquisition was accounted for as a purchase and was consolidated in the Company's operations after October 1, 1992.

     Effective October 1, 1992, the Company acquired 51% of the outstanding common stock of Pediatric Partners, Inc. ("Pediatric") for a total purchase price of $2,250,000. The purchase was funded by the conversion of previously purchased convertible debentures into common stock which represents a 51% ownership interest in Pediatric. Liabilities assumed in connection with the acquisition were $191,702. Substantially all of the purchase price was allocated to goodwill. The acquisition was accounted for as a purchase and was consolidated in the Company's operations after October 1, 1992.

     On December 31, 1993, the Company invested cash of $2,082,800 which resulted in the Company acquiring a 63.5% interest in Southwest Lithotripter Joint Venture ("Southwest"). Liabilities assumed in connection with the acquisition were immaterial. Substantially all of the purchase price was allocated to goodwill and is being amortized on a straight-line basis over 40 years. The acquisition was accounted for as a purchase and will be included in the Company's operations after December 31, 1993.

     On December 31, 1993, the Company acquired 100% of the outstanding common stock of Intracare of Atlanta, Inc. for a total cash purchase price of $2,322,139. No liabilities were assumed in connection with the acquisition. Substantially all of the purchase price was allocated to goodwill and is being amortized on a straight-line basis over 40 years. The acquisition was accounted for as a purchase and will be included in the Company's operations after December 31, 1993.

              Notes to Condensed Consolidated Financial Statements
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

        The condensed consolidated financial statements contained in this report are unaudited, but reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations of the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1993. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year.

2. EARNINGS PER SHARE

        Earnings per share for the three-month periods ended December 31, 1993 and December 31, 1992 is based on the weighted average number of common and common equivalent shares outstanding. Common share equivalents include dilutive stock options using the treasury stock method (computed at the average market price during the periods indicated). Fully diluted earnings per share do not differ significantly from primary earnings per share.

     The weighted average number of common and common equivalent shares used in the computation of net income per share is as follows:

                                       Three Months Ended
                                          December 31,
                                      1993           1992
                                      ----           ----
Weighted average number of
     shares outstanding             40,496,713    40,084,263
Incremental shares from use of
     treasury stock method             192,868       421,293
                                     ---------    ----------
Weighted average common and
     common equivalent
     shares outstanding             40,689,581    40,505,556
                                    ==========    ==========



3. BUSINESS COMBINATIONS

     On December 31, 1993, the Company invested cash of $2,082,800 which resulted in the Company owning a 63.5% interest in Southwest Lithotripter Joint Venture ("Southwest"). Substantially all of the purchase price was allocated to goodwill and is being amortized on a straight-line basis over 40 years. The acquisition was accounted for as a purchase and will be included in the Company's operations after December 31, 1993.

     On December 31, 1993, the Company acquired 100% of the outstanding common stock of Intracare of Atlanta, Inc. for a total cash purchase price of $2,322,139. Substantially all of the purchase price was allocated to goodwill and is being amortized on a straight-line basis over 40 years. The acquisition was accounted for as a purchase and will be included in the Company's operations after December 31, 1993.

     Due to the insignificant operations of Southwest and Intracare of Atlanta, Inc., pro forma data has not been included.

4.  CONTINGENCIES AND LEGAL MATTERS

     The Company in 1992 received a request for documents from a grand jury sitting in Atlanta, Georgia at the request of the U.S. Department of Health and Human Services, the focus of which appears to be the potential application of the Medicare Fraud and Abuse Law as it relates to physician ownership. The Company has complied with the request and believes that the documents submitted will confirm that it has conducted its business affairs in a proper and lawful manner, consistent with all applicable laws, regulations and professional codes of conduct. Management believes that the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position and results of operations.

     The Company and certain of its officers and former officers are defendants in civil suits filed in 1992 on behalf of individuals claiming to have purchased Company stock during the time period from December 2, 1991 through June 24, 1992. The suits have been consolidated into one suit. The complaint seeks certification of a plaintiff's class and damages in an unspecified amount. The complaint alleges, among other things, that the Company and the named individuals violated various provisions of the Securities and Exchange Act of 1934 and violated certain other laws by failing to make complete and accurate statements about the Company's business. On November 16, 1993, the proceeding was certified as a class action.

     In 1993, the Company conducted an inquiry which resulted in the restatement of the Company's interim financial statements for the periods ended December 31, 1992 and March 31, 1993. Subsequently, the Company and certain of its officers and directors and former officers and a former director were named as defendants in civil suits filed on behalf of individuals claiming to have purchased or sold Company stock during various time periods in 1991, 1992 and 1993. The complaints, which were generally similar, alleged in part that the Company made misleading public statements concerning the Company's business, results of operations, future prospects, revenues, and reimbursements from its payor sources. The complaints, which have been filed in or transferred to the U.S. District Court for the Northern District of Georgia, seek certification of a plaintiff's class and damages in an unspecified amount. In September 1993, an amended consolidated complaint was filed making substantially the same allegations and seeking substantially the same relief as the earlier complaints. The consolidated complaint seeks certification of a plaintiff's class for persons buying or selling Company stock during the period from December 2, 1991 to August 12, 1993. While most of the complaints filed in August 1993 were voluntarily dismissed following the filing of the consolidated complaint, three actions remain pending.

     The Company believes that it has meritorious defenses in these actions. Nevertheless, the ultimate outcome of the litigation described in the preceding two paragraphs cannot presently be determined. Accordingly, no provision for any loss that may result upon resolution of the suits has been made in the consolidated financial statements.

     The Company has agreed to indemnify, in certain circumstances, the directors, officers and former officers named as defendants in the civil suits described above for certain legal fees and expenses incurred, and judgments, fines and settlement amounts paid in connection with such suits.

     The Securities and Exchange Commission is conducting an inquiry into the events that required the restatement of the Company's financial statements for the periods ended December 31, 1992 and March 31, 1993, and certain other matters. The Securities and Exchange Commission has requested certain documents relating to such inquiry, and the Company is responding to the request.

5.  DEBENTURE PURCHASE AGREEMENT AND SUBSEQUENT EVENTS

     In connection with the Company's Debenture Purchase Agreement with Surgex, Inc., the Company has increased its loan to Surgex as of December 31, 1993 to $10,359,000.

     On February 7, 1994, the Company announced that it had entered into an agreement and plan of merger dated February 6, 1994 providing for the merger of the Company with three other companies. The operations of the three other companies consist primarily of providing infusion therapy services. Under the terms of the agreement, each outstanding common share of the Company prior to the merger is expected to be exchanged for .63 shares of common stock of the newly-formed company. The merger is expected to be accounted for as a pooling of interests and to be consummated by June 30, 1994.

     As of February 8, 1994, the Company has agreed in principle to acquire a majority interest in one lithotripsy company for cash of approximately $2,000,000. This acquisition is expected to be accounted for as a purchase and to be consummated during the second quarter of fiscal 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

     Total revenues for the three-month period ended December 31, 1993 decreased 11.3% to $63,663,568, compared to the corresponding period in the prior year. Home infusion therapy revenues, including management fees from managed home infusion therapy companies, decreased 26.8 % to $38,929,154 for the three month period ended December 31, 1993, from $53,210,958 for the corresponding period in 1992. Although the Company had an increase in infusion therapy patients served, a significant reduction in per patient revenue resulting from changes in reimbursement patterns has resulted in an overall decrease in infusion therapy revenue. These changes include increased case management and larger discounts demanded by third party payors.

     IntraCare revenues, including management fees from managed IntraCare companies, increased 4.8% to $11,195,299 for the three month period ended December 31, 1993, from $10,685,982 for the corresponding period in the prior year. This increase resulted primarily from the acquisition of and increase in operations of seven acquired Intracare companies and the increase in management fees resulting from the growth in number of patients served by the 41 IntraCare facilities developed since February 1990. The increase was partially offset by lower reimbursement rates paid to the Company by third party payors.

     Lithotripsy revenues for the three month period ended December 31, 1993 increased by 118% over the corresponding period in the prior year. This increase in lithotripsy revenues was attributable to an increase in patients served and the acquisition since December 31, 1992 of an additional interest in one lithotripsy company and majority interests in seven lithotripsy companies in which the Company had no prior interest.

     Continued cost reduction initiatives by third party payors, significant reductions in coverage and rates of third party payors, or significant reductions in the percentage of the Company's services delivered to privately-insured patients could have a continuing negative effect on the Company's home infusion therapy and IntraCare revenues. During the fiscal year ended September 30, 1993, reimbursement patterns in the infusion therapy industry changed dramatically, including (i) the retroactive implementation of case management discounts, (ii) demands for larger discounts by indemnity insurance carriers, and (iii) demands for other price discounts. In the first quarter of fiscal 1994, reimbursement patterns continued to change, and there can be no assurance that reimbursement patterns will not continue to change. However, as larger numbers of the Company's patients are treated in accordance with agreements that establish reimbursement rates in advance, reimbursement patterns should become more predictable.

     While pricing pressures have been primarily related to the Company's infusion therapy operations, there can be no assurance that similar pricing pressures will not be applied to the Company's lithotripsy operations.
The Health Care Finance Administration ("HCFA") has issued a proposed rule that would, if implemented, significantly reduce the amount Medicare would reimburse its beneficiaries for the cost of lithotripsy procedures performed in an ambulatory surgery center or on an outpatient basis at a hospital. Further, a decrease in the

Medicare reimbursement rate for lithotripsy may trigger demands for similar reductions by other third party payors.

     Costs of revenues for the three month period ended December 31, 1993 increased 12.1% to $37,647,327 versus the comparable period in the prior year. This increase was attributable to an increase in infusion therapy patients served, increased depreciation and the acquisitions and development mentioned above.

     Selling, general and administrative expenses as a percentage of total revenues increased from 8.7% to 10.4% for the three month period ended December 31, 1993, versus the comparable period in the prior year. The increase in the percentage of selling, general and administrative expenses to total revenues is primarily due to the fixed components of certain selling, general and administrative expenses and the relative decrease in per patient revenues.

     The provision for doubtful accounts expressed as a percentage of total revenues decreased to 3.4% from 11.1% for the three month period ended December 31, 1993, versus the corresponding period in the prior year. The decrease in the provision for doubtful accounts is the result of management's assessment of the allowance needed to absorb the doubtful accounts included in accounts receivable. Net write-offs of doubtful accounts during the three months ended December 31, 1993, as compared to the corresponding period in the period year decreased $5,751,495. Management regularly reviews the collectability of the Company's accounts receivable and makes adjustments to the allowance for doubtful accounts as needed to reflect prevailing conditions. As case management discounts have become more prevalent and larger numbers of the Company's patients are treated in accordance with agreements that establish reimbursement rates in advance, reimbursement patterns have become more predictable. Consequently, the Company has reduced its allowance for doubtful accounts to 16% of accounts receivable at December 31, 1993 from 17% at September 30, 1993.

     The increase in amortization of intangibles for the three month period ended December 31, 1993 versus the comparable period in the prior year is primarily attributable to the additional goodwill associated with acquisitions consummated since December 31, 1992 which were accounted for as purchases.

     Income from operations as a percentage of total revenues decreased from 32.0% to 25.1% for the three month period ended December 31, 1993 versus the comparable period in the prior year. The decrease in income from operations percentages resulted primarily from an increase in the number and amount of discounts given to third party payers, including case management adjustments, managed care pricing and other price discounts. Because of the current pressures on pricing in the health care industry generally, the Company expects that, in the foreseeable future, there will continue to be pressures on income from operations. In addition, continued cost reduction initiatives by third party payors, significant reductions in coverage and rates of third party payors, or significant reductions in the percentage of the Company's services delivered to privately-insured patients could also have a negative effect on the Company's income from operations.

     The effective income tax rate increased from 37.4% to 43.4% for the three month period ended December 31, 1993 versus the comparable period in the prior year. The effective income tax rate was calculated by dividing the provision for income taxes by income before income taxes less minority interests in the income of partnerships. Such increases were primarily attributable to the increase in the amortization of intangibles resulting from acquisitions of entities since December 30, 1992 which were accounted for as purchases and income for the three month period ended December 31, 1992 included S Corporation income for which no income tax provision was required. This income resulted from the acquisitions of S Corporations which were accounted for as poolings of interests.

        Minority interest in income of subsidiaries for the three month period ended December 31, 1993 increased by 62.0% over the corresponding period in the prior year. This increase resulted primarily from the Company's acquisition of majority interests in seven entities since December 31, 1992 in which minority ownership interests exist.

Inflation

     The Company has not experienced significant increases in either the cost of supplies or operating expenses due to inflation. Nonetheless, although inflation has not been a significant factor to date, there can be no assurance that it will not be in the future.

Financial Condition as of December 31, 1993

     Since its inception, the Company has financed its current operations through internally generated funds and equity placements. The cash provided by operating activities was $12,381,529 for the three month period ended December 31, 1993 and $13,170,658 for the three month period ended December 31, 1992. As of December 31, 1993, the Company had cash and short term investments net of short term investments pledged to short-term debt totaling approximately $38,368,000.

     The Company believes that its presently anticipated short term needs for operating capital, debt repayments, capital expenditures and cash dividends will be satisfied by its present funds, internally-generated funds and its line of credit of $10,000,000. The Company is, however, currently reviewing all of its relationships with the infusion therapy companies it manages and may acquire such companies or restructure the management agreements it has with such companies. The Company anticipates borrowing additional funds to finance the acquisitions of those of its managed companies that it elects to acquire. In addition, if the Company is required to acquire the minority interests in its lithotripsy ventures, or resolves its material pending litigation, the Company may need to seek additional sources of capital.

Omnibus Budget Reconciliation Act of 1993

     On August 10, 1993, the Omnibus Budget Reconciliation Act of 1993 (the "Omnibus Act") was signed into law by the President. The Omnibus Act increased the corporate tax rate of 34% to 35% as well as made certain other changes to the corporate tax law, including the deductibility of the amortization of certain intangible assets. The tax provisions of the Omnibus Act did not have a significant effect on the financial statements of the Company.

     In addition, the Omnibus Act included provisions that prohibit physicians, beginning on January 1, 1995, from referring their patients, who receive benefits under the Medicare or Medicaid programs, to entities in which they have financial interests for certain designated health services. The Omnibus Act is worded broadly and contains numerous exceptions and technical terms that are not fully defined and empowers the Secretary of the Department of Health and Human Services to adopt regulations interpreting and implementing the Omnibus Act. The Company cannot predict what effect, if any, the application of such regulations and the Omnibus Act may have on its future business activities.

Accounting Pronouncement

     The Financial Accounting Standards Board has issued Statement No. 115 entitled "Accounting for Certain Investments in Debt and Equity Securities" which is effective for fiscal years beginning after December 15, 1993. This Statement is not expected to have any significant effect on the financial statements of the Company.

Future Health Care Proposals and Legislation

     The current Presidential administration has the stated goal of improving
the national health care system.   Its proposals include steps to contain
health care costs and cutback the Medicare and Medicaid programs. It is uncertain what legislation, if any, will be approved, and whether any such proposals will be implemented or what effect they would have on the Company. There can be no assurance that any such proposals or other changes in the health care system will not have an adverse effect on the Company.

Recent Developments

     On February 7, 1994, the Company announced that it had signed a definitive agreement providing for the merger of the Company with Curaflex Health Services, Inc. ("Curaflex"), HealthInfusion, Inc. ("HealthInfusion") and Medisys, Inc. ("Medisys"). Curaflex, HealthInfusion and Medisys are companies that primarily provide infusion therapy services. The proposed name for the resulting entity is Coram Healthcare Corporation ("Coram"). The resulting entity could provide certain advantages with respect to size, economies of scale, managed care relationships and economic synergies that the Company, acting alone, may not be able to develop. However, no assurance can be given that such advantages will materialize. Consummation of the proposed merger is, however, subject to customary conditions, including approval by the shareholders of each of the four companies, receipt of opinions relating to the "pooling of interests" and tax-free status of the merger, appropriate regulatory approvals, including clearance under the Hart-Scott-Rodino Act and certain other conditions.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     In June 1992, the Company and certain of its officers were named as defendants in four civil suits filed on behalf of individuals claiming to have purchased or sold Company common stock during the time period from December 2, 1991 through June 24, 1992. The suits were filed in the United States District Court for the Northern District of Georgia and have been consolidated into one suit captioned: In Re: T2 Medical, Inc. Stockholder Litigation, Matter File No. 1:92-CV-1564-RLV. The complaint sought certification of a plaintiff's class, and on November 16, 1993, the proceeding was certified as a class action. The complaint seeks damages in an unspecified amount and alleges, among other things, that the Company and the named officers defrauded the market and violated various provisions of the federal securities laws by failing to make complete and accurate statements about, among other things, the Company's business, results of operations, acquisitions, future prospects, revenues, outstanding shares and compliance with Medicare laws regarding physician referrals and the related grand jury document request and by failing to disclose sales of "Restricted Shares" of T2 common stock prior to the expiration of the applicable holding periods and by trading shares of common stock while in possession of material, non-public information related to the failure to make complete and accurate statements. In September 1993, the plaintiffs moved to amend their complaint, and on January 14, 1994, the court granted the plaintiffs leave to amend their complaint, to include allegations that the Company and certain of its officers made misleading statements or omissions about certain accounting issues and the Company's prospects and to allege a class of purchasers for the period December 2, 1991 to August 12, 1993.

     In 1993, the Company conducted an inquiry which resulted in the restatement of the Company's interim financial statements for the periods ended December 31, 1992 and March 31, 1993. Subsequently, the Company and certain of its officers and directors and former officers and a former director were named as defendants in sixteen civil suits filed in the United States District Court for the Northern District of Georgia on behalf of individuals claiming to have purchased or sold Company common stock during various time periods in 1991, 1992 and 1993. One similar civil suit was filed in the United States District Court for the Northern District of Illinois.
The complaints, which were generally similar, alleged in part that the Company made misleading public statements concerning the Company's business, results of operations, future prospects, revenues and reimbursements from its payor sources. In September 1993, many of the complaints were dismissed and a new class action complaint was filed.

     The consolidated complaint captioned Bender, et al v. T2 Medical, Inc., Joseph C. Allegra, David Hersh and Thomas E. Haire and Stanley S. Trotman

Civil Action No.  93-CV-2201-RCF (the "Bender Action") and filed on
September 28, 1993, alleges, among other things, that the Company and the named officers defrauded the market in violation of various provisions of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), by making false and misleading statements or by failing to make complete and accurate statements about the Company's business, results of operations, revenues, reimbursement patterns of its payor sources and future prospects and a proposed management led buy out of the Company and seeks certification of a plaintiff's class for persons who bought Company common stock during the period from December 2, 1991 to August 12, 1993. Three other actions remain pending and the pending actions are described in further detail below.

     On August 16, 1993, a suit captioned Laura Lewis, M.D. v. T2 Medical, Inc., Joseph C. Allegra and David Hersh, Civil Action No. 93-CV-1852-RCF was filed seeking relief substantially similar and making substantially similar allegations as the plaintiff in the Bender Action, in addition to alleging common law fraud. The Lewis Action, however, also seeks certification of a subclass of plaintiffs who received shares of Company common stock in connection with certain acquisitions made by the Company during the 1993 fiscal year and includes allegations relating to violations of the Securities Act of 1933 related to the issuances of stock in connection with such acquisitions. The putative class consists of purchasers of the Company's stock for the period August 17, 1992 through August 12, 1993.

     On August 19, 1993, a suit captioned Dr. Russell James v. T2 Medical, Inc., Joseph C. Allegra, David Hersh, J. Lee Ledbetter and Stanley S. Trotman, Civil Action No. 93-CV-1886-RLV, was filed asserting substantially similar allegations and seeking substantially similar relief as the Bender Action, in addition to alleging common law fraud and common law negligent misrepresentation. The putative class consists of purchasers of the Company's stock for the period January 21, 1993 through August 11, 1993.

     On November 2, 1993, a suit captioned Julius Levine v. T2 Medical, Inc. Joseph C. Allegra, David Hersh, J. Lee Ledbetter and Stanley S. Trotman, Civil Action No. 93-CV-2353-RLV was transferred to the Northern District of Georgia from the Northern District of Illinois. The class and other allegations are similar to the allegations in the James action.

     The Company believes that it has meritorious defenses in these actions. Nevertheless, the ultimate outcome of the litigation described in the preceding paragraphs cannot presently be determined. Accordingly, no provision for any loss that may result upon resolution of the suits has been made in the consolidated financial statements.

     The Securities and Exchange Commission is conducting an inquiry into the events that required the restatement of the Company's financial statements for the periods ended December 31, 1992 and March 31, 1993, and certain other matters. The Securities and Exchange Commission has requested certain documents relating to such inquiry, and the Company is responding to the request.

     Furthermore, the Company is a party in various legal actions arising out of the normal course of its business. Management believes that the ultimate resolution of such actions will not have a material adverse effect on the Company's financial position and results of operations.

     Item 5.  Other Information

     On February 7, 1994, the Company issued a press release announcing that it had signed a definitive agreement providing for the merger of the Company with Curaflex Health Services, Inc., HealthInfusion, Inc. and Medisys, Inc. A copy of such press release is attached to this Quarterly Report as Exhibit 99(a) and is incorporated herein by reference.

     Item 6.  Exhibits and reports on Form 8-K

     (a)  Exhibits.

          99(a)     Press Release dated February 7, 1994.

     (b) Reports on Form 8-K. There were no Current Reports on Securities and Exchange Commission Form 8-K filed during the three-month period ended December 31, 1993.

                          SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               T2 MEDICAL, INC.



                               By:/s/ Tommy H. Carter
                                  -----------------------------
                                  Tommy H. Carter
                                  President and Chief
                                  Executive Officer

                               By:/s/ Bruce A. Kolleda
                                  -----------------------------
                                  Bruce A. Kolleda
                                  Principal Accounting Officer
Date: February 14, 1994

                               INDEX TO EXHIBITS


Sequentially
Exhibit                                                   Numbered
Number                      Description                     Page
- ------------                -----------                  ----------
99(a)                       Press release dated
                            February 7, 1994