Form 10-Q
period 1994-03-31
T2 MEDICAL INC
filed 1994-05-13
CIK 830735

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q


(Mark One)

         [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1994 or

         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         Commission file number 1-9868

                                T(2) MEDICAL, INC.
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                  59-2405366
  -------------------------------                 ----------------
  (State or Other Jurisdiction of                 (I.R.S. Employer
  Incorporation or Organization)                  Identification No.)

1121 Alderman Drive, Alpharetta, Georgia             30202
- - - ------------------------------------------------------------
(Address of Principal Executive Offices)          (Zip Code)


(404) 442-2160
- - - ------------------------------------------------------------
Registrant's Telephone Number, Including Area Code

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X    NO
   -----     -----
The number of shares outstanding of the registrant's Common Stock, $.01 Par Value, as of April 30, 1994 was 41,172,567 shares.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      T(2) MEDICAL, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                              March 31,     September 30,
                                                               1994             1993
                                                            -----------     ------------
                           ASSETS


Current assets:
  Cash and cash equivalents                                 $ 21,752,725     $ 16,258,297
  Short-term investments                                      28,075,944       47,647,163
  Receivables:
    Patient billings (less allowance
      for doubtful accounts of
      $4,815,874 at March 31, 1994
      and $5,525,840 at September 30,
      1993                                                    25,283,339       26,979,099
    Other receivables:
      Management fees                                          7,030,816        7,464,206
      Lithotripsy                                              7,294,014        6,313,065
      Other                                                    4,784,523        6,955,650
  Inventories                                                  5,805,380        4,561,234
  Refundable income taxes                                      4,275,130             ---
  Prepaid expenses                                             2,230,391          986,329
                                                            ------------     ------------


      Total current assets                                   106,532,262      117,165,043



Property and equipment, net                                   23,527,595       24,248,211
Goodwill and other intangible
  assets (net of accumulated
  amortization of $15,573,884 at
  March 31, 1994 and $13,104,727 at
  September 30, 1993)                                        179,140,878      175,114,254
Other assets                                                  13,934,636       12,419,546
                                                            ------------     ------------

      Total assets                                          $323,135,371     $328,947,054
                                                            ============     ============


See notes to condensed consolidated financial statements.

                     T(2) MEDICAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                             March 31,          September 30,
                                                               1994                1993
                                                           -------------       -------------
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                             $  7,708,000     $ 23,000,000
  Current portion of long-term debt
     and obligations under
     capital leases                                              2,459,028        3,126,871
  Accounts payable and accrued expenses                          6,409,030        8,365,224
  Income taxes payable                                                 ---          945,940
  Deferred income taxes payable                                  1,653,700        1,080,085
  Other current liability                                          273,000          273,000
                                                              ------------     ------------

      Total current liabilities                                 18,502,758       36,791,120

Long-term debt and obligations under
  capital leases, exclusive of
  current maturities                                             2,106,976        3,097,164
Deferred income taxes payable                                      678,935          328,266
Other long-term liability                                        1,296,752        1,433,252
Minority interests in subsidiaries                               6,348,907        5,836,376
                                                              ------------     ------------
      Total liabilities and
            minority interests                                  28,934,328       47,486,178
                                                              ------------     ------------

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value,
  100,000,000 shares authorized; shares
  issued and outstanding; 41,147,567 at
  March 31, 1994 and 40,486,387 at
  September 30, 1993                                               411,476          404,864
Additional paid-in capital                                     158,073,143      154,702,147
Retained earnings                                              135,716,424      126,353,865
                                                              ------------     ------------

      Total stockholders' equity                               294,201,043      281,460,876
                                                              ------------     ------------
      Total liabilities and
        stockholders' equity                                  $323,135,371     $328,947,054
                                                              ============     ============


See notes to condensed consolidated financial statements.

                       T(2) MEDICAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF
                              INCOME (UNAUDITED)

                                      Three Months Ended March 31,
                                      ----------------------------
                                           1994          1993
                                           ----          ----
Revenues:
  Home infusion therapy               $34,081,574       $47,070,196
  IntraCare                             9,861,226        11,335,585
  Lithotripsy                          12,219,773         6,987,282
  Other                                 2,046,729         2,277,372
                                      -----------       -----------

      Total revenues                   58,209,302        67,670,435
                                      -----------       -----------

Costs and expenses:
  Cost of revenues                     37,499,145        35,245,559
  Selling, general and administrative   9,240,756         7,273,603
  Provision for doubtful accounts       2,580,934         7,066,797
  Amortization of intangibles           1,279,922         1,068,731
                                      -----------       -----------

    Total costs and expenses           50,600,757        50,654,690
                                      -----------       -----------

Income from operations                  7,608,545        17,015,745
Other income (expense):
  Interest expense                       (155,620)         (352,795)
  Interest income                         617,520           817,902
  Equity in earnings of unconsolidated
    subsidiaries                          169,565           212,417
  Other                                   106,395          (290,638)
                                      -----------       -----------

      Income before income taxes
        and minority interest           8,346,405        17,402,631

Provision for income taxes              2,617,523         5,677,912
Minority interest in income
  of subsidiaries                       2,472,883         1,463,162
                                      -----------       -----------

    Net income                        $ 3,255,999       $10,261,557
                                      ===========       ===========

Net income per common and
  common equivalent share             $      .08         $     .25
                                      ===========       ===========

Cash dividends paid per
  share of common stock               $      .025       $      .025
                                      ===========       ===========

Weighted average common and common
  equivalent shares outstanding        41,187,280        40,664,544
                                      ===========       ===========


See notes to condensed consolidated financial statements.

                       T(2) MEDICAL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                          Six Months Ended March 31,
                                                         ---------------------------
                                                         1994                   1993
                                                         ----                   ----
Revenues:
  Home infusion therapy                               $73,010,728           $100,281,154
  IntraCare                                            21,056,525             22,021,567
  Lithotripsy                                          23,764,529             12,283,779
  Other                                                 4,041,087              4,856,806
                                                      -----------           ------------

      Total revenues                                  121,872,869            139,443,306
                                                      -----------           ------------

Costs and expenses:
  Cost of revenues                                     75,136,471             68,839,826
  Selling, general and administrative                  15,869,702             13,545,407
  Provision for doubtful accounts                       4,762,190             14,999,547
  Amortization of intangibles                           2,497,824              2,061,110
                                                      -----------           ------------

    Total costs and expenses                           98,266,187             99,445,890
                                                      -----------           ------------

Income from operations                                 23,606,682             39,997,416
Other income (expense):
  Interest expense                                       (301,087)              (660,474)
  Interest income                                       1,335,018              1,607,948
  Equity in earnings of unconsolidated
    subsidiaries                                          452,316                502,980
  Other                                                   174,516                 52,033
                                                      -----------           ------------

      Income before income taxes
        and minority interest                          25,267,445             41,499,903

Provision for income taxes                              8,867,073             14,105,935
Minority interest in income
  of subsidiaries                                       4,998,584              3,022,638
                                                      -----------           ------------

    Net income                                        $11,401,788           $ 24,371,330
                                                      ===========           ============

Net income per common and
  common equivalent share                             $      .28            $       .60
                                                      ===========           ============

Cash dividends paid per
  share of common stock                               $      .050           $       .050
                                                      ===========           ============

Weighted average common and common
  equivalent shares outstanding                        40,955,308             40,582,233
                                                      ===========           ============


See notes to condensed consolidated financial statements.

                       T2 MEDICAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  Six Months Ended March 31,
                                                                -------------------------------
                                                                1994                       1993
                                                                ----                       ----
Cash flows from operating activities:
  Net income...............................                  $11,401,788               $24,371,330
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization.........                    5,930,883                 4,747,464
     Provision for doubtful accounts.......                    4,762,190                14,999,547
     Tax benefit of stock options..........                         ---                    510,051
     Equity in earnings of unconsolidated
      subsidiaries.........................                     (452,316)                 (502,980)
     Distributions from unconsolidated
      subsidiaries.........................                      351,895                   190,000
     Loss on sale of assets................                       11,416                 1,452,002
     Change in assets and liabilities net
      of effects from purchased businesses:
      Receivables..........................                     (966,752)               (9,316,009)
      Inventories..........................                   (1,244,147)                  301,786
      Prepaid expenses and other assets....                   (1,330,268)               (2,587,316)
      Accounts payable and accrued expenses                   (2,430,521)               (3,211,404)
      Income taxes payable.................                   (5,221,069)              (13,581,653)
      Deferred income taxes payable........                      924,284                 1,861,225
      Minority interests in subsidiaries...                      512,531                  (943,146)
                                                             -----------               -----------
          Cash provided by operating
          activities.......................                   12,249,914                18,290,897
                                                             -----------               -----------
Cash flows related to investing activities:
  Payments for businesses acquired
    (less cash acquired)...................                   (6,564,692)              (23,094,058)
  Additions to property and equipment, net.                   (3,104,556)               (2,773,209)
  Proceeds from sale of property and
    equipment..............................                      414,939                    89,274
  Investment in unconsolidated
    subsidiaries...........................                   (1,325,000)                    ---
   Short-term investments.............                        19,571,219                   543,441
                                                             -----------               -----------
           Cash provided by (used in)
              investing activities                          8,991,910               (25,234,552)
                                                             -----------               -----------
Cash flows related to financing activities:
  Proceeds from issuance of common stock...                    3,378,364                   849,754
  Proceeds from issuance of short-term
    notes and long-term debt...............                         ---                 23,785,000
  Payment of short-term notes and long-
    term debt..............................                  (17,086,530)              (10,125,540)
  Distributions of S Corporation earnings                           ---                 (5,849,199)
  Cash dividends...........................                   (2,039,230)               (1,898,094)
                                                             -----------               -----------
          Cash used in
            financing activities...........                  (15,747,396)                6,761,921
                                                             -----------               -----------
          Increase (decrease) in cash and
            cash equivalents...............                    5,494,428                  (181,734)
          Cash and cash equivalents at
            beginning of period............                   16,258,297                14,509,800
                                                             -----------               -----------
          Cash and cash equivalents at end
            of period......................                  $21,752,725               $14,328,066
                                                             ===========               ===========

See notes to condensed consolidated financial statements.

Supplemental disclosures of cash flow
  information:
  Cash paid for interest                  $   301,087   $   660,474
  Cash paid for income taxes               13,631,053    25,580,672

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

         On December 31, 1993, the Company invested cash of $2,082,800 which resulted in the Company acquiring a 63.5% interest in Southwest Lithotripter Joint Venture ("Southwest"). Liabilities assumed in connection with the acquisition were immaterial. Substantially all of the purchase price was allocated to goodwill and is being amortized on a straight-line basis over 40 years. The acquisition was accounted for as a purchase and was included in the Company's operations after December 31, 1993.

         On December 31, 1993, the Company acquired 100% of the outstanding common stock of Intracare of Atlanta, Inc. ("Atlanta") for a total cash purchase price of $2,322,139. No liabilities were assumed in connection with the acquisition. Substantially all of the purchase price was allocated to goodwill and is being amortized on a straight-line basis over 40 years. The acquisition was accounted for as a purchase and was included in the Company's operations after December 31, 1993.

         On February 1, 1994, the Company acquired 100% of the outstanding common stock of Intracare of Atlanta III, Inc. ("Atlanta III") for a total cash purchase price of $94,530. Liabilities assumed in connection with the acquisition were immaterial. Substantially all of the purchase price was allocated to goodwill and is being amortized on a straight-line basis over 40 years. The acquisition was accounted for as a purchase and was included in the Company's operations after February 1, 1994.

         On February 1, 1994, the Company acquired 100% of the outstanding common stock of Intracare of Atlanta V, Inc. ("Atlanta V") for a total cash purchase price of $208,005. Liabilities assumed in connection with the acquisition were immaterial. Substantially all of the purchase price was allocated to goodwill and is being amortized on a straight-line basis over 40 years. The acquisition was accounted for as a purchase and was included in the Company's operations after February 1, 1994.

         On March 1, 1994, the Company acquired a 60% interest in Indiana Stone Center, Inc. ("Indiana") for a cash purchase price of $2,000,000. Liabilities assumed in connection with the acquisition were immaterial. Substantially all of the purchase price was allocated to goodwill and is being amortized on a straight-line basis over 40 years. The acquisition was accounted for as a purchase and was included in the Company's operations after March 1, 1994.

                        Notes to Condensed Consolidated
                             Financial Statements
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

         The condensed consolidated financial statements contained in this report are unaudited, but reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the Company's financial position at the end of and results of operations for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1993. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year.

2. EARNINGS PER SHARE

         Earnings per share for the periods ended March 31, 1994 and 1993 is based on the weighted average number of common and common equivalent shares outstanding. Common share equivalents include dilutive stock options using the treasury stock method (computed at the average market price during the periods indicated). Fully diluted earnings per share do not differ significantly from primary earnings per share.

         The weighted average number of common and common equivalent shares used in the computation of net income per share is as follows:

                           Three Months Ended        Six Months Ended
                                March 31,                March 31,
                            1994         1993        1994         1993
                            ----         ----        ----         ----
 Weighted average
  number of shares
  outstanding             41,013,619  40,346,514  40,752,326   40,213,948
  Incremental shares
  from use of treasury
  stock method               173,661     318,030     202,982      368,285
                          ----------  ----------  ----------   ----------
 Weighted average common
  and common equivalent
  shares outstanding      41,187,280  40,664,544  40,955,308   40,582,233
                          ==========  ==========  ==========   ==========


3. BUSINESS COMBINATIONS

         On December 31, 1993, the Company invested cash of $2,082,800 which resulted in the Company owning a 63.5% interest in Southwest. Substantially all of the purchase price was allocated to goodwill and is being amortized on a straight-line basis over 40 years. The acquisition was accounted for as a purchase and was included in the Company's operations after December 31, 1993.

         On December 31, 1993, the Company acquired 100% of the outstanding common stock of Atlanta for a total cash purchase price of $2,322,139. Substantially all of the purchase price was allocated to goodwill and is being amortized on a straight-line basis over 40 years. The acquisition was accounted for as a purchase and was included in the Company's operations after December 31, 1993.

         On February 1, 1994, the Company acquired 100% of the outstanding common stock of Atlanta III for a total cash purchase price of $94,530. Substantially all of the purchase price was allocated to goodwill and is being amortized on a straight-line basis over 40 years. The acquisition was accounted for as a purchase and included in the Company's operations after February 1, 1994.

         On February 1, 1994, the Company acquired 100% of the outstanding common stock of Atlanta V for a total cash purchase price of $208,005. Substantially all of the purchase price was allocated to goodwill and is being amortized on a straight-line basis over 40 years. The acquisition was accounted for as a purchase and included in the Company's operations after February 1, 1994.

         On March 1, 1994, the Company acquired a 60% interest in Indiana for a cash purchase price of $2,000,000. Substantially all of the purchase price was allocated to goodwill and is being amortized on a straight-line basis over 40 years. The acquisition was accounted for as a purchase and included in the Company's operations after March 1, 1994.

         Due to the insignificant operations of Southwest, Atlanta, Atlanta III, Atlanta V and Indiana, pro forma data has not been included.

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

         Further, the Company and certain of its officers and former officers are defendants in civil suits filed in 1992 on behalf of individuals claiming to have purchased T(2) Common Stock during the time period from December 2, 1991 through June 24, 1992. The suits were consolidated into one suit in the United States District Court for the Northern District Court of Georgia. The complaint seeks certification of a class of plaintiffs and damages in an unspecified amount. The complaint alleges, among other things, that the Company and the named individuals violated various provisions of the Securities Exchange Act of 1934 and violated certain other laws by failing to make complete and accurate statements about the Company's business. On November 16, 1993, the proceeding was certified as a class action ("In Re T(2) Shareholder Litigation").

         In 1993, the Company conducted an inquiry which resulted in the restatement of the Company's interim financial statements for the periods ended December 31, 1992 and March 31, 1993. Subsequently, the Company and certain of its officers and directors and former officers and a former director were named as defendants in seventeen civil suits filed in the United States District Court for the Northern District of Georgia on behalf of individuals claiming to have purchased or sold T(2) Common Stock during various time periods in 1991, 1992 and 1993. The complaints, which were generally similar, alleged in part that the Company made misleading public statements concerning the Company's business, results of operations, future prospects, revenues and reimbursements from its payor sources. In September 1993, many of the complaints were dismissed and a new class action complaint was filed.

         On January 14, 1994, the court in In Re T(2) Shareholder Litigation granted the plaintiffs' motion to amend their complaint to allege violations of the Securities Exchange Act of 1934 on behalf of a putative class consisting of purchasers of T(2) Common Stock for the period December 2, 1991, through August 12, 1993. Although the amended complaint has been filed, the court has not yet ruled on the plaintiffs' motion to expand the previously certified class. Five other putative class action complaints are pending in the Northern District of Georgia. In three of these cases, the plaintiffs have consented to a consolidation of their actions with the In Re T(2) Shareholder Litigation. The fourth case was consolidated with the In Re T(2) Shareholder Litigation by order of the Court, and the fifth was filed in April 1994 and remains pending.

         The Company believes that it has meritorious defenses in these actions. Nevertheless, the ultimate outcome of the litigation described in the preceding three paragraphs cannot presently be determined and an estimate of any loss that might result therefrom cannot be made. Accordingly, no provision for any loss that may result upon resolution of the suits has been made in the consolidated financial statements.

         The Securities and Exchange Commission (the "Commission") is conducting an inquiry into the events that led to the restatement of the Company's financial statements for the periods ended December 31, 1992 and March 31, 1993, and certain other matters. The Commission has requested certain information relating to such inquiry, and the Company is cooperating. The Commission can seek certain civil remedies against the Company by way of an enforcement action.

         In connection with both the stockholder litigation and the Commission inquiry discussed above, the Company has determined to pay the reasonable attorneys' fees and expenses of certain present and former directors and officers in advance of the final disposition of the litigation and such inquiry, subject to each individual's agreement and undertaking to repay his or her share of the attorney's fees and expenses paid by the Company if it is ultimately determined that such individual is not entitled to be indemnified by the Company pursuant to applicable law.


5.  DEBENTURE PURCHASE AGREEMENT

         In connection with the Company's Debenture Purchase Agreement with Surgex, Inc., the Company has increased its loan to Surgex as of April 30, 1994 to $11,967,000.

6.  AGREEMENT TO MERGE

         On February 7, 1994, the Company announced that it had entered into a definitive agreement providing for the merger of the Company with Curaflex Health Services, Inc. ("Curaflex"), HealthInfusion, Inc. ("HealthInfusion"), and Medisys, Inc. ("Medisys") and the formation of Coram Healthcare Corporation ("Coram") to serve as the holding company for the combined entities. The operations of Curaflex, HealthInfusion and Medisys consist primarily of providing infusion therapy services. Under the terms of the agreement, each common share of the Company outstanding immediately prior to the effective date of the merger is expected to be exchanged for .63 shares of common stock of Coram. Consummation of the proposed transaction is subject to customary conditions, including approval by the shareholders of each of the four companies. The parties anticipate that the transaction will be accounted for as a pooling of interests and that the transaction will be consummated by June 30, 1994.

7.       SUBSEQUENT EVENT

         As of May 12, 1994, the Company had agreed in principle to acquire all of the capital stock of Intracare of Greenville, Inc., an infusion therapy company currently managed by the Company, for cash of $1,175,000. This acquisition is expected to be accounted for as a purchase and is expected to be consummated on or before May 31, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

         Total revenues for the three and six-month periods ended March 31, 1994 decreased by 14% and 13%, respectively, compared to the corresponding periods in the prior year. Home infusion therapy revenues, including management fees from managed home infusion therapy companies, decreased by 28% and 27%, respectively, for the three and six-month periods ended March 31, 1994 compared to the corresponding periods in the prior year. Intracare revenues decreased by 13% and 4%, respectively, for the three and six-month periods ended March 31, 1994, compared to the corresponding periods in the prior year. Continued cost reduction initiatives by third party payors, including, but not limited to, retroactive implementation of case management price discounts, demands for larger price discounts by indemnity insurance carriers, and demands for other price discounts, have had and are expected to continue to have a negative effect on the infusion therapy industry, including the Company. Although the number of infusion therapy patients served during the three and six month periods ended March 31, 1994 remained stable compared to the corresponding periods in the prior year, the Company experienced a significant reduction in per patient revenue due to pricing and reimbursement pressures imposed by third party payors, resulting in an overall decrease in infusion therapy revenue. Such pricing and reimbursement pressures are expected to continue to have a negative effect on the Company's home infusion therapy and IntraCare revenues for the foreseeable future.

         Lithotripsy revenues increased by 75% and 93%, respectively, for the three and six-month periods ended March 31, 1994 over the corresponding periods in the prior year. This increase in lithotripsy revenues was attributable to an increase in patients served and the acquisition since March 31, 1993 of a minority interest in one and majority interests in six lithotripsy companies in which the Company had no prior interest.

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

         Costs of revenues increased by 6% and 9%, respectively, for the three and six-month periods ended March 31, 1994 compared to the periods in the prior year. This increase was attributable to an increase in infusion therapy patients served, increased depreciation and the acquisitions and development mentioned above.

         Selling, general and administrative expenses as a percentage of total revenues increased from 10.7% to 15.9% and from 9.7% to 13.0%, respectively, for the three and six-month periods ended March 31, 1994, versus the comparable periods in the prior year. The increase in the percentage of selling, general and administrative expenses to total revenues is primarily due to the fixed components of certain selling, general and administrative expenses and the relative decrease in per patient revenues. In addition, the Company incurred legal fees and expenses of $1,705,655 and $2,285,691, respectively, for the three and six-month periods ended March 31, 1994 compared with $674,144 and $1,377,049, respectively, for the three and six-month periods ended March 31, 1993. The large increase resulted primarily from fees incurred in connection with, among other matters: (i) the proposed business combination involving Coram, Curaflex, HealthInfusion and Medisys; (ii) the defense of the Company and certain officers and directors and certain former officers and directors in the previously mentioned stockholder litigation; (iii) the representation of the Company in connection with the previously mentioned inquiries currently being conducted by certain governmental authorities; and (iv) the advancement of legal fees and expenses to certain current and former officers and directors.

         The provision for doubtful accounts expressed as a percentage of total revenues decreased to 4.4% from 10.4% and to 3.9% from 10.8%, respectively, for the three and six-month periods ended December 31, 1993, versus the corresponding periods in the prior year. Management regularly reviews the collectability of the Company's accounts receivable and makes adjustments to the allowance for doubtful accounts as needed to reflect prevailing conditions. As case management discounts have become more prevalent and larger numbers of the Company's patients are treated in accordance with agreements that establish reimbursement rates in advance, reimbursement patterns have become more predictable. As a result, accounts receivable write-offs have decreased. The Company's allowance for doubtful accounts, expressed as a percentage of accounts receivable was 16% as of March 31, 1994 and as of December 31, 1993, and 17% as of September 30, 1993.

         The increase in amortization of intangibles for the three and six-month periods ended March 31, 1994 versus the comparable periods in the prior year is primarily attributable to the additional goodwill associated with acquisitions consummated since March 31, 1993 which were accounted for as purchases.

         Income from operations as a percentage of total revenues decreased from 25.1% to 13.1% and from 28.7% to 19.4%, respectively, for the three and six-month periods ended March 31, 1994 versus the comparable period in the prior year. The decrease resulted primarily from an increase in the number and amount of discounts given to third party payors, including case management adjustments, managed care pricing and other price discounts. Because of the current pressures on pricing in the health care industry generally, the Company expects that, in the foreseeable future, there will continue to be pressures on income from operations. In addition, continued cost reduction initiatives by third party payors, significant reductions in coverage and rates of third party payors, or significant reductions in the percentage of the Company's services delivered to privately-insured patients could also have a negative effect on the Company's income from operations.

         The effective income tax rate increased from 35.6% to 44.6% and from 36.7% to 43.8%, respectively, for the three and six-month periods ended March 31, 1994 versus the comparable periods in the prior year. The effective income tax rate was calculated by dividing the provision for income taxes by income before income taxes less minority interests in the income of partnerships.
Such increases were primarily attributable to the increase in the amortization of intangibles resulting from acquisitions of entities since March 31, 1993 which were accounted for as purchases and income for the three month period ended March 31, 1993 including S Corporation income for which no income tax provision was required. This income resulted from the acquisitions of S Corporations which were accounted for as poolings of interests.

         Minority interest in income of subsidiaries for the three and six-month periods ended March 31, 1994 increased by 69.0% and 65.0%, respectively, compared to the corresponding periods in the prior year. This increase resulted primarily from the Company's acquisition since March 31, 1993 of majority interests in six lithotripsy companies in which the Company had no prior interests.

Inflation

         The Company has not experienced significant increases in either the cost of supplies or operating expenses due to inflation. Nonetheless, although inflation has not been a significant factor to date, there can be no assurance that it will not be in the future.

Financial Condition as of March 31, 1994

         Since its inception, the Company has financed its current operations through internally generated funds and equity placements. The cash provided by operating activities was $12,249,914 for the six-month period ended March 31, 1994, and $18,290,897 for the six-month period ended March 31, 1993. As of March 31, 1994, the Company had cash and short-term investments net of short term investments pledged to short-term debt totaling approximately $42,121,000.

         The Company believes that its presently anticipated short term needs for operating capital, debt repayments, capital expenditures and cash dividends will be satisfied by its present funds, internally-generated funds and its line of credit of $10,000,000. The Company is, however, currently reviewing all of its relationships with the infusion therapy companies it manages and may acquire such companies or restructure the management agreements it has with such companies. If the Company acquires such managed companies, the Company anticipates borrowing additional funds to finance such acquisitions. In addition, if the Company is required to acquire the minority interests in its lithotripsy ventures, or resolves its material pending litigation, the Company may need to seek additional sources of capital.

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



Future Health Care Proposals and Legislation

         Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. The Clinton Administration has proposed legislation, known as the Health Security Act of 1993, which has been introduced into Congress and is designed to reform the United States health care system. The Health Security Act proposes a major restructuring of the health care system, including (i) universal access to health care and (ii) measures to control or reduce the rate of increase of public and private spending on health care. Alternative federal health care reform legislation is being considered by Congress, including a single-payor approach, "managed competition" proposals, the creation of a "Medicare Part C" for the uninsured and more incremental approaches to health care reform. In addition, some of the states in which the Company operates have enacted and others are considering various health care reform proposals. The Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery systems and payment methodologies and public debate of these issues will likely continue in the future. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, the Company cannot predict which, if any, of such reform proposals will be adopted, when they may be adopted or what impact they may have on the Company.

                    PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On April 25, 1994, a suit captioned Maurice Kirschenbaum v. T(2) Medical, Inc., David Hersh, Joseph C. Allegra, James L. Ledbetter and Thomas
E. Haire, Civil Action No. 1:94-CV-1106-RLV (the "Kirschenbaum Action"), was filed in the United States District Court for the Northern District of Georgia. The action was filed on behalf of a person claiming to be a stockholder of the Company and seeks certification of a class of plaintiffs for persons who bought the Company's common stock during the period from January 21, 1993 through August 11, 1993. In addition to making claims of common law fraud and negligent misrepresentation, the Kirschenbaum action makes substantially similar allegations and seeks substantially similar relief as the stockholder litigation previously filed against the Company and described in Note 4 to the Condensed Consolidated Financial Statements included in this Quarterly Report. The Company believes that it has meritorious defenses in the Kirschenbaum
Action and the other similar stockholder actions. Nevertheless, the ultimate outcome of such litigation cannot presently be determined and an estimate of any loss that might result therefrom cannot be made. Accordingly, no provision for any loss that may result upon resolution of such suits has been made in the condensed consolidated financial statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.

         (b      Reports on Form 8-K.  There were no Current Reports on
Securities and Exchange Commission Form 8-K filed during the three-month period ended March 31, 1994.

                          SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               T(2) MEDICAL, INC.



                               By:/s/ Tommy H. Carter
                                  ------------------------------
                                  Tommy H. Carter
                                  President and Chief
                                  Executive Officer

                               By:/s/ Bruce A. Kolleda
                                  ------------------------------
                                  Bruce A. Kolleda
                                  Principal Accounting Officer
Date: May 13, 1994